Form 10-K
period 2004-12-31
J.P. Morgan Chase Commercial Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2004-C3
filed 2005-03-29
CIK 1310986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period December 31, 2004

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                        Commission File Number 333-118975-01

              J.P.MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                           13-3789046
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

270 Park Avenue
New York, New York                                             10017
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212)834-9299


              J.P.MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES CORP. COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2004-C3
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

                   Documents incorporated by reference: None

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant is not aware of any material legal proceeding with respect to J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services Inc., as Master Servicer, J.E. Robert Company, Inc., as Special Servicer, Wells Fargo Bank N.A., as Trustee, and JPMorgan Chase Bank, N.A., as Paying Agent as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

    The Trust does not issue stock. There is currently no established secondary market for the Certificates. There are less than 300 participants in the DTC System. As of December 31, 2004 the total number of such DTC participants with respect to each class of certificates is 131.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV


Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

     Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

     Annual Independent Accountant's Servicing Report concerning servicing activities, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards, filed as Exhibit 99.2 herto.

     Annual Statement as to Compliance, filed as Exhibit 99.3 herto.

     Aggregate Statement of Principal and Interest Distributions to
       Certificateholders as of December 31, 2004, filed as Exhibit 99.4 hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

J.P.MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES CORP.
COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2004-C3
----------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as attorney-in-fact for J.P. Morgan Chase Commercial Mortgage Securities Corp.

               By: /s/ Diane E. Wallace
                    -----------------------------
                    Name:   Diane E. Wallace

            Title:  Vice President
             Date:  March 29, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX


Exhibit   Description

31.1      Rule 13a-14(a)/15d-14(a) Certification

99.1      Annual Independent Accountant's Servicing Report

                J.E. Robert Company, Inc.
                Midland Loan Services Inc.

99.2      Report of Management as to Compliance with Minimum Servicing Standards

                J.E. Robert Company, Inc.
                Midland Loan Services Inc.

99.3      Annual Statement as to Compliance

                J.E. Robert Company, Inc.
                Midland Loan Services Inc.

99.4    Aggregate Statement of Principal and Interest Distributions to
           Certificateholders as of December 31, 2004

                                 Exhibit 31.1
                     Rule 13a-14(a)/15d-14(a) Certification


             J.P. Morgan Chase Commercial Mortgage Securities Corp.
                  Commercial Mortgage Pass-Through Certificates
                          Series 2004-C3 (the "Trust")

     I, Steven Z. Schwartz, the President and Chief Executive Officer of J.P. Morgan Chase Commercial Mortgage Securities Corp., the depositor into the above-referenced Trust, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the paying agent by the masterservicer and the special servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the paying agent in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the master servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement; and

5. This annual report discloses all significant deficiencies relating to the servicer's or special servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Midland Loan Services Inc. and J.E. Robert Company, Inc.


By: /s/   Steven Z. Schwartz
    -------------------------------------
Name:   Steven Z. Schwartz
Title:  President and Chief Executive Officer
        J.P. Morgan Chase Commercial Mortgage Securities Corp.

Dated:  March 23, 2005

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                                 ---------------

Deloitte & Touche LLP
Suite 400
1010 Grand Boulevard
Kansas City, MO  64106-2232
USA

Tel: +1 (816) 474 6180
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
The PNC Financial Services Group, Inc.


     We have examined  management's  assertion that Midland Loan Services,  Inc.
(MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied as of and for the year ended December 31, 2004, with its established minimum servicing standards described in the accompanying report titled Management's Assertion dated February 15, 2005. Management is responsible for MLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with its minimum servicing standards.

     In our opinion, management's assertion that MLS complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects, based on the criteria set forth in Appendix I.


/s/ Deloitte & Touche LLP
--------------------------

February 15, 2005

Reznick Group P.C.
7700 Old Georgetown Road
Suite 4000
Bethesda, MD  20814-6224




REPORT OF INDEPENDENT ACCOUNTANTS

To:  J.E. Robert Company, Inc.

     We have examined management's assertion, included in the accompanying Report of Management on Compliance, that J.E. Robert Company, Inc. (the Company) complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 1997 SPICE, Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates Series 1995-MD III, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 1995-AEW1 (EMIF), Midland Realty Acceptance Corporation Commercial Mortgage Pass-Through Certificates Series 1996-C2, Salomon Brothers Mortgage Securities VII, Inc. Commercial Mortgage Pass-Through Certificates Series 1996-C1, Structured Asset Securities Corporation Multiclass Pass-Through Certificates Series 1996-C3, DLJ Commercial Mortgage Corp. Commercial Mortgage Pass-Through Certificates Series 2000-STF1, Merrill Lynch Capital Canada Inc. Commercial Mortgage Pass-Through Certificates Series 2000-Canada 3, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2001-FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2002-FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004-FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004-C4, Merrill Lynch Mortgage Investors, Inc. Commercial Mortgage Pass-Through Certificates Series 2004-BCP1, and J.P. Morgan Chase Commercial Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004-C3 (collectively referred to as the Certificates) for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.


/s/ Reznick Group, P.C.
--------------------------
Bethesda, Maryland
February 25, 2005

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                              -------------------

                             Management's Assertion


     As of and for the year ended December 31, 2004, Midland Loan Services, Inc.
(MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., (PNC), has complied, in all material respects, with MLS's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of commercial loans and multifamily servicing.

     As of and for this same period, MLS was covered by PNC's fidelity bond in the amount of $200,000,000 and an errors and omissions policy in the amount of at least $25,000,000.

MIDLAND LOAN SERVICES, INC.

/s/ Douglas D. Danforth  /s/ Steven W. Smith        /s/ Dave Bodi
-----------------------  -------------------        ----------------------
Douglas D. Danforth      Steven W. Smith            Dave Bodi
CEO/President            COO/Executive              COO/Executive
                         Vice President             Vice President

February 15, 2005

MIDLAND LOAN SERVICES

APPENDIX I - MLS'S MINIMUM SERVICING STANDARDS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  be mathematically accurate;
      . be prepared within forty-five (45) calendar days after the cutoff date; . be reviewed and approved by someone other than the person who prepared the reconciliation; and
      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI.  INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

J.E. Robert Company, Inc.

Report of Management on Compliance
February 15, 2005

We, as members of management of J.E. Company, Inc. (the Company) are responsible for complying with the requirements of the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (the USAP) for Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 1997 SPICE, Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates Series 1995-MD III, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 1995-AEW1 (EMIF), Midland Realty Acceptance Corporation Commercial Mortgage Pass-Through Certificates Series 1996-C2, Salomon Brothers Mortgage Securities VII, Inc. Commercial Mortgage Pass-Through Certificates Series 1996-C1, Structured Asset Securities Corporation Multiclass Pass-Through Certificates Series 1996-C3, DLJ Commercial Mortgage Corp. Commercial Mortgage Pass-Through Certificates Series 2000-STF1, Merrill Lynch Capital Canada Inc. Commercial Mortgage Pass-Through Certificates Series 2000-Canada 3, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2001-FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2002-FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004-FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004-C4, Merrill Lynch Mortgage Investors, Inc. Commercial Mortgage Pass-Through Certificates Series 2004-BCP1, and J.P. Morgan Chase Commercial Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004-C3 (collectively referred to as the Certificates). We are also responsible for establishing and maintaining effective internal control over compliance with the minimum servicing standards identified in the USAP. We have performed an evaluation of the Company's compliance with the requirements of the minimum servicing standards identified in the USAP as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that for the year ended December 31, 2004, the Company complied with the requirements of the minimum servicing standands identified in the USAP. As of and for the year ended December 31, 2004, the company has in effect a fidelity bond/crime insurance and errors and omissions policy in the amounts of $15 million and $10 million, respectively, which provide coverage for each of the Certificates referenced herein on a blanket basis.

/s/ Keith Belcher, Managing Director
------------------------------------
   Keith Belcher, Managing Director

/s/ Bruce Cunningham, Director
------------------------------------
   Bruce Cunningham, Director

/s/ Debra Morgan, Vice President
------------------------------------
Debra Morgan, Vice President

                                  EXHIBIT 99.3
                       Annual Statement as to Compliance
                                 --------------

MIDLAND LOAN SERVICES


                                 March 8, 2005

Ms. Jennifer Richardson                                 Via UPS
Wells Fargo Bank, N.A.                                 (410) 884-2194
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA  21045-1941



             J.P. Morgan Chase Commercial Mortgage Securities Corp.
         Commercial Mortgage Pass-Through Certificates Series 2004-C3
                        Pooling and Servicing Agreement

                             OFFICER'S CERTIFICATE

Pursuant to the requirements of that certain Pooling and Servicing
Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.

                                                /s/ Steven W. Smith    3/8/05
                                                -----------------------------
                                                 Steven W. Smith      Date
                                                Executive Vice President


cc:
        Attn: CMBS Surveillance
        Fitch, Inc.
        One State Street Plaza, 31st Floor
        New York, NY  10004-0000

        Attn: Portfolio Manager, JPM 2004-C3
        J.P. Morgan Chase Bank
        4 New York Plaza, 6th Floor
        New York, NY  10004-0000

        Mr. Denis Schuh
        J.P. Morgan Chase Commercial Mortgage Securities Corp.
        270 Park AVenue, 10th Floor
        New York, NY  10017-0000

        Attn: Commercial Mortgage Surveillance
        Moody's Investor Services, Inc.
        99 Church Street, 4th Floor
        New York, NY  10007-0000

JER Partners
1650 Tysons Blvd., Suitte 1600
McLean, VA  22102


March 15, 2005

Wells Fargo Bank N.A.                           Midland Loan Services, Inc.
Attn: Corporate Trust-CMBS JPMCC 2004-C3        Attn: President, CMBS Servicing
9062 Old Annapolis Road                         10821 Mastin, Suite 300
Columbia, MD  21045-1951                        Overland Park, KS  66210

JER Investors Trust                             J.P. Morgan Chase Commercial
Attn:  Keith Belcher                              Mortgage Securities Corp.
1650 Tysons Bouldevard, Suite 1600              Attn: Dennis Schuh, Vice Pres
McLean, VA  22102                               270 Park Avenue, 10th Floor
                                                New York, NY  10017

Fitch Ratings                                   Moody's Investors Service, Inc.
Attention: Commercial MBS Group                 Attention: Commercial MBS Group
One State Street Plaza                          99 Church Street
New York, NY  10004                             New York, NY  10007


RE: J.P. Morgan Chase Commercial Securities Corp. Commercial Mortgage Pass-
    Through Certificates Series 2004-C3

This Officer's Certificate and Annual Statement as to Compliance is furnished to you pursuant to Section 3.13 of the Pooling and Servicing Agreement (the "Agreement"), dated as of December 1, 2004, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wachovia Bank, National Association, as Servicer, J.E. Robert Company, Inc., as Special Servicer, Wells Fargo Bank NA, as Trustee. All terms used herein shall have the meaning set forth for such terms in the Agreement.

The undersigned Special Servicer Officer, on behalf of J.E. Robert Company, Inc., hereby certifies:

(i)a review of the activities of the Special Servicer during the calendar year 2004 (or, if applicable, the portion of such year during which the Certificates were outstanding) and of its performance under this Agreement has been made under such officer's supervison;

(ii) to the best of such officer's knowledge, based on said review, the Special Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout the year (or, if applicable, the portion of such year during which the Certificates were outstanding); and,

(iii) the Special Servicer has received no notice regarding qualification, or challenging the status, of REMIC I or REMIC II as a REMIC under the REMIC
Provisions or of Grantor Trust E or Grantor Trust B as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Service or any other governmental agency or body.

J.E. ROBERT COMPANY, INC.

By: /s/ Keith Belcher
---------------------
Keith Belcher
Managing Director
Special Servicer Officer



                                  EXHIBIT 99.4
         Aggregate Statement of Principal and Interest Distributions to
                   Certificateholders as of December 31, 2004



-----------------------------------------------------------------------------------------------------------------------------------
                                  DISTRIBUTION IN DOLLARS
-----------------------------------------------------------------------------------------------------------------------------------
CUSIP             ORIGINAL PRIN        PAID PRIN            PAID INT          TOTAL PAID     ENDING PRIN BALANCE    CERT POOL FACTOR

46625YEU3         56,228,000.00       1,690,598.21       524,742.51      2,215,340.72            54,537,401.79         969.93316124
46625YEV1        154,670,000.00               0.00     1,632,928.53      1,632,928.53           154,670,000.00        1000.00000000
46625YEW9        235,827,000.00               0.00     2,679,584.28      2,679,584.28           235,827,000.00        1000.00000000
46625YEX7        166,135,000.00               0.00     1,934,226.75      1,934,226.75           166,135,000.00        1000.00000000
46625YEY5        421,433,000.00               0.00     5,139,375.45      5,139,375.45           421,433,000.00        1000.00000000
46625YEZ2         87,251,000.00               0.00     1,073,623.56      1,073,623.56            87,251,000.00        1000.00000000
46625YFA6      1,475,976,000.00               0.00     2,056,782.72      2,056,782.72         1,475,976,000.00        1000.00000000
46625YFB4         43,626,000.00               0.00       541,071.48        541,071.48            43,626,000.00        1000.00000000
46625YFC2         13,277,000.00               0.00       165,331.83        165,331.83            13,277,000.00        1000.00000000
46625YFD0         13,277,000.00               0.00       166,327.62        166,327.62            13,277,000.00        1000.00000000
46625YFE8         15,174,000.00               0.00       191,344.14        191,344.14            15,174,000.00        1000.00000000
46625YFF5      1,517,410,464.00               0.00       171,685.59        171,685.59         1,517,410,464.00        1000.00000000
46625YFG3        179,635,000.00         413,047.30     2,162,267.10      2,575,314.40           179,221,952.70         997.70063017
46625YFH1         15,174,000.00               0.00       191,156.50        191,156.50            15,174,000.00        1000.00000000
46625YFJ7         18,968,000.00               0.00       250,237.88        250,237.88            18,968,000.00        1000.00000000
46625YFK4         15,174,000.00               0.00       200,754.04        200,754.04            15,174,000.00        1000.00000000
46625YFL2         20,865,000.00               0.00       276,046.74        276,046.74            20,865,000.00        1000.00000000
46625YFM0          7,587,000.00               0.00        88,767.90         88,767.90             7,587,000.00        1000.00000000
46625YFN8          5,690,000.00               0.00        66,573.00         66,573.00             5,690,000.00        1000.00000000
46625YFP3          9,484,000.00               0.00       110,962.80        110,962.80             9,484,000.00        1000.00000000
46625YFQ1          3,793,000.00               0.00        44,378.10         44,378.10             3,793,000.00        1000.00000000
46625YFR9          5,691,000.00               0.00        66,584.70         66,584.70             5,691,000.00        1000.00000000
46625YFS7          5,690,000.00               0.00        66,573.00         66,573.00             5,690,000.00        1000.00000000
46625YFT5         22,761,464.00               0.00       266,309.13        266,309.13            22,761,464.00        1000.00000000
46625YFU2                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
46625YFV0                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
46625YFW8                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
46625YFX6                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
46625YFY4                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
46625YFZ1                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
46625YGA5                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
46625YGB3                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
46625YGC1                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
46625YGD9                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
46625YGE7                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
46625YGF4                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
46625YGG2                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
N/C109177                  0.00               0.00             0.00              0.00                     0.00        1000.00000000
N/C109178                  0.00               0.00             0.00              0.00                     0.00        1000.00000000
N/C109179                  0.00               0.00             0.00              0.00                     0.00        1000.00000000
U48138UN6                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
U48138UP1                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
U48138UQ9                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
U48138UR7                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
U48138US5                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
U48138UT3                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
U48138UU0                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
U48138UV8                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
U48138UW6                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
U48138UX4                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
U48138UY2                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
U48138UZ9                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
U48138VA3                  0.01               0.00             0.00              0.00                     0.01        1000.00000000
-----------------------------------------------------------------------------------------------------------------------------------